Form 10-Q
period 1997-09-30
PIONEER NATURAL RESOURCES USA INC
filed 1997-11-14
CIK 846920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



  / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

  /   /        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                          Commission File No. ________


                       PIONEER NATURAL RESOURCES USA, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                    75-2516853
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
        (Address of principal executive offices)                    (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
   October 31, 1997...................................................... 1,000


                               Page 1 of 30 pages.

                            Exhibit index on page 30.

                       PIONEER NATURAL RESOURCES USA, INC.

                                TABLE OF CONTENTS





                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997 and
              December 31, 1996   ........................................  3

           Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996.....................  5

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and 1996............................  6

           Notes to Consolidated Financial Statements.....................  7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 16


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................. 28

Item 6.    Exhibits and Reports on Form 8-K............................... 28

           Signatures..................................................... 29

           Exhibit Index.................................................. 30

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

                       PIONEER NATURAL RESOURCES USA, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                  September 30,    December 31,
                                                      1997             1996
                                                  ------------     -----------
                                                  (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                       $     40,631     $    18,711
  Restricted cash                                        1,716           1,749
  Accounts receivable:
    Trade, net                                          43,345          34,075
    Affiliates                                             614             434
    Oil and gas sales                                   84,033          48,459
  Inventories                                            6,839           3,644
  Deferred income taxes                                  3,600           7,400
  Other current assets                                   5,073           2,567
                                                   -----------      ----------
          Total current assets                         185,851         117,039
                                                   -----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                             3,994,707       1,419,051
       Unproved properties                              83,402           7,331
  Natural gas processing facilities                        -            59,276
  Accumulated depletion, depreciation and
    amortization                                      (554,132)       (445,238)
                                                   -----------      ----------
                                                     3,523,977       1,040,420
                                                   -----------      ----------
Other property and equipment, net                       35,736          27,779
Other assets, net                                       51,078          14,627
                                                   -----------      ----------
                                                  $  3,796,642     $ 1,199,865
                                                   ===========      ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES USA, INC.

                        (in thousands, except share data)


                                                  September 30,    December 31,
                                                      1997             1996
                                                  ------------     -----------
                                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $     11,116     $     5,381
   Undistributed unit purchases                          1,716           1,749
   Accounts payable:
      Trade                                             74,101          56,713
      Affiliates                                         9,088           7,528
   Domestic and foreign income taxes                        52           1,743
   Other current liabilities                            46,540          17,856
                                                   -----------      ----------
            Total current liabilities                  142,613          90,970
                                                   -----------      ----------
Long-term debt, less current maturities              1,601,145         320,908
Other noncurrent liabilities                           127,614           8,071
Deferred income taxes                                  213,300          60,800

Preferred stock of subsidiary                              -           188,820

Stockholders' equity:
   Common stock, $.01 par value; 1,000 shares
      authorized; 1,000 and 36,899,618 shares
      issued at September 30, 1997 and
      December 31, 1996, respectively                      -               369
   Additional paid-in capital                        1,744,641         462,873
   Treasury stock, at cost; 1,833,383 shares
      at December 31, 1996                                 -           (31,528)
   Unearned compensation                               (17,316)         (1,625)
   Retained (deficit) earnings                         (15,355)        100,207
                                                   -----------      ----------
            Total stockholders' equity               1,711,970         530,296

Commitments and contingencies (Note F)
                                                   -----------      ----------
                                                  $  3,796,642     $ 1,199,865
                                                   ===========      ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.


                       PIONEER NATURAL RESOURCES USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (Unaudited)

                                            Three months ended          Nine months ended
                                               September 30,              September 30,
                                        -------------------------   -------------------------
                                            1997          1996          1997         1996
                                        -----------   -----------   -----------   -----------
Revenues:
   Oil and gas                          $   150,354   $    91,313   $   348,980   $   283,327
   Natural gas processing                       -           5,706           -          16,810
   Interest and other                           816        12,573         3,649        14,996
   Gain on disposition of assets, net           108         1,638         2,745        96,887
                                         ----------    ----------    ----------    ----------
                                            151,278       111,230       355,374       412,020
                                         ----------    ----------    ----------    ----------
Costs and expenses:
   Oil and gas production                    42,003        24,829        91,674        82,233
   Natural gas processing                       -           3,088           -           9,123
   Depletion, depreciation and
     amortization                            67,388        26,590       126,897        86,228
   Exploration and abandonments              15,513         3,763        34,310        14,962
   General and administrative                16,654         6,430        31,644        19,420
   Interest                                  24,110        10,053        44,264        36,105
   Other                                      2,532            12         2,981           918
                                         ----------    ----------    ----------    ----------
                                            168,200        74,765       331,770       248,989
                                         ----------    ----------    ----------    ----------
Income (loss) before income taxes
   and extraordinary item                   (16,922)       36,465        23,604       163,031
Income tax benefit (provision)                6,000       (15,500)       (8,500)      (47,200)
                                         ----------    ----------    ----------    ----------
Income (loss) before extraordinary item     (10,922)       20,965        15,104       115,831
Extraordinary item - loss on early
   extinguishment of debt, net of tax        (1,518)          -          (1,518)          -
                                         ----------    ----------    ----------    ----------
Net income (loss)                       $   (12,440)  $    20,965   $    13,586   $   115,831
                                         ==========    ==========    ==========    ==========
Income (loss) per share:
    Income (loss) before extraordinary
      item                              $(10,921.55)  $ 20,964.58   $ 15,103.67   $115,830.61
    Extraordinary item                    (1,518.04)          -       (1,518.04)          -
                                         ----------    ----------    ----------    ----------
    Net income (loss)                   $(12,439.59)  $ 20,964.58   $ 13,585.63   $115,830.61
                                         ==========    ==========    ==========    ==========
Dividends declared per share            $       -     $  1,780.05   $  1,753.75   $  3,549.94
                                         ==========    ==========    ==========    ==========
Weighted average shares outstanding           1,000         1,000         1,000         1,000
                                        ===========   ===========   ===========   ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                          PIONEER NATURAL RESOURCES USA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------   ---------
Cash flows from operating activities:
  Net income                                          $  13,586    $ 115,831
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion, depreciation and amortization         126,897       86,228
       Exploration expenses, including dry holes         25,581       10,386
       Deferred income taxes                              6,600       46,900
       Gain on disposition of assets, net                (2,745)     (96,887)
       Other noncash items                               12,901       (2,316)
  Change in operating assets and liabilities, net
     of effects from  acquisitions and dispositions:
       Accounts receivable                                9,092       21,357
       Inventories                                       (1,122)         782
       Other current assets                                 136           88
       Accounts payable                                   4,997        4,941
       Accrued income taxes and other current
         liabilities                                    (11,110)       2,104
                                                       --------     --------
         Net cash provided by operating activities      184,813      189,414
                                                       --------     --------
Cash flows from investing activities:
  Proceeds from disposition of wholly-owned
     subsidiaries, net of cash disposed                     -        183,102
  Proceeds from disposition of assets                    12,838       51,194
  Additions to oil and gas properties                  (246,574)    (139,540)
  Other property additions, net                          (9,878)      (4,531)
                                                       --------     --------
         Net cash provided by (used in) investing
           activities                                  (243,614)      90,225
                                                       --------     --------
Cash flows from financing activities:
  Borrowings under long-term debt                       104,896          782
  Principal payments on long-term debt                  (18,279)    (229,806)
  Payments of other noncurrent liabilities               (2,482)      (2,035)
  Dividends                                              (1,754)      (3,550)
  Purchase of treasury stock                             (2,932)        (227)
  Exercise of long-term incentive plan stock options      1,272        2,757
  Other                                                     -           (151)
                                                       --------     --------
         Net cash provided by (used in) financing
           activities                                    80,721     (232,230)
                                                       --------     --------
Effect of exchange rate changes on cash and cash
  equivalents                                               -            290
Net increase in cash and cash equivalents                21,920       47,409
Cash and cash equivalents, beginning of period           18,711       19,940
                                                       --------     --------
Cash and cash equivalents, end of period              $  40,631    $  67,639
                                                       ========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"). Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Pioneer was formed in order to complete the merger between Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa"). On August 7, 1997, the stockholders of Parker & Parsley and Mesa approved an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") that provided for (i) the merger of Mesa with and into Pioneer, which was a wholly-owned subsidiary of Mesa, as a result of which Mesa, which was a Texas corporation, reincorporated into Delaware and (ii) the merger of Parker & Parsley with and into Mesa Operating Co. ("MOC"), a wholly-owned subsidiary of Mesa (items (i) and (ii) collectively the "Mergers"). Coincidentally with the Mergers, the name of MOC was changed to Pioneer Natural Resources USA, Inc. ("Pioneer USA"). Both Parker & Parsley and Mesa were oil and gas exploration and production concerns with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the Mergers have been accounted for as a purchase of Mesa by Parker & Parsley. Immediately following the acquisition of Mesa by Parker & Parsley, Pioneer reorganized its corporate structure whereby Pioneer USA became the only direct wholly-owned subsidiary of Pioneer. The reorganization resulted in Pioneer USA owning all of the assets and assuming all of the liabilities of Pioneer either directly in Pioneer USA or indirectly through a number of wholly-owned subsidiaries. The assets and liabilities received from Parker & Parsley are recorded in the financial statements of Pioneer USA at their historical value and the assets and liabilities acquired from Mesa are recorded at their fair value in August 1997. The comparative financial information presented for Pioneer USA represents the historical financial information of Parker & Parsley and only includes the financial information of Mesa beginning in August 1997.

       The retained deficit caption in the accompanying Consolidated Balance Sheet as of September 30, 1997 only represents the financial results of Pioneer USA for the two months ended September 30, 1997 as a result of the reorganization in August 1997. The income (loss) per share and dividend per share information in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1997 are presented as if the weighted average shares upon consummation of the reorganization had been outstanding for the entire periods presented.

NOTE B.     Summary of Significant Accounting Policies

       In the opinion of management, the unaudited consolidated financial statements of Pioneer USA as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in Pioneer's Quarterly Report on Form 10-Q dated September 30, 1997 and the 1996 Annual Report on Form 10-K of Parker & Parsley.

NOTE C.     Merger with Mesa

        In August 1997, the shareholders of Pioneer's predecessor entities, Parker & Parsley and Mesa, approved the Merger Agreement by a majority vote of 76% by holders of Parker & Parsley common stock and 71%, 58%, and 100% by holders of Mesa common stock, Mesa Series A Preferred Stock and Mesa Series B Preferred Stock, respectively. In accordance with the Merger Agreement, (i) holders of Parker & Parsley common stock received one share of Pioneer common stock for each share held; (ii) holders of Mesa common stock received one share of Pioneer common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock received 1.25 shares of Pioneer common stock for every seven shares held. No fractional shares were issued.

        The aggregate Pioneer purchase consideration related to the assets and liabilities of Mesa, including transaction costs, was $990.5 million. The following table represents the allocation of the total purchase price (in thousands) of Mesa to the acquired assets and liabilities based upon the fair values assigned to each of the assets acquired and liabilities assumed. Any future adjustments to the allocation of the purchase price are not anticipated to be material to Pioneer USA's financial statements.

      Recorded amounts of assets acquired,
        including cash acquired of $7,398                $ 2,496,579
      Liabilities assumed, including $152,500
        of deferred taxes                                  1,506,096
                                                          ----------
                                                         $   990,483
                                                          ==========

      Pioneer common stock consideration                 $   982,566
      Transaction costs                                        7,917
                                                          ----------
      Aggregate purchase consideration                   $   990,483
                                                          ==========

        The liabilities assumed include amounts recorded for litigation and certain other preacquisition contingencies of Mesa.

NOTE D.     Credit Facility Agreements

        On August 7, 1997, Pioneer USA (the "Borrower"), a wholly-owned subsidiary of Pioneer, entered into two Credit Facility Agreements ("Credit Facility Agreements") with a syndicate of banks (the "Banks") that refinanced the credit facilities of Parker & Parsley and Mesa as of the date of the Mergers. One Credit Facility Agreement (the "Primary Facility") provides for a $1.1 billion credit facility. The maturity date for the Primary Facility is August 7, 2002. The second Credit Facility Agreement (the "364-day Facility") provides for a $300 million credit facility with a maturity date of August 5, 1998. The Borrower has the option to renew the 364-day Facility for another period of 364 days by notifying the Banks in writing of such election not more than 60 days and not less than 45 days prior to the maturity date. The prior credit agreements of Parker & Parsley and Mesa were paid in full following the Mergers utilizing proceeds from initial borrowings under the new Primary Facility.

        Advances on both Credit Facility Agreements bear interest, at the Borrower's option, based on (a) the prime rate of NationsBank of Texas, N.A.,
(b) a Eurodollar rate (substantially equal to the London Interbank Offered Rate ("LIBOR")), adjusted for the reserve requirement as determined by the Board of Governors of the Federal Reserve System with respect to transactions in Eurocurrency liabilities ("LIBOR Rate"), or (c) a competitive bid rate as quoted by the Banks electing to participate pursuant to a request by the Borrower. Advances that are LIBOR Rate have periodic maturities, at the Borrower's option, of one, two, three, six, nine or twelve months. Maturities of greater than six months are subject to availability of such deposits in the relevant markets. Advances that are competitive bid rate have periodic maturities, at the Borrower's option, of not less than 15 days nor more than 360 days. The interest rates on LIBOR Rate advances vary with interest rate margins ranging from 18 basis points to 45 basis points. The interest rate margin is determined by a grid based upon Pioneer's senior unsecured long-term public debt rating.

        The obligations of the Borrower under the Credit Facility Agreements are guaranteed by Pioneer and certain of its subsidiaries unless and to the extent any such subsidiary has been designated as an "Unrestricted Subsidiary" by the Borrower pursuant to the Credit Facility Agreements. Certain subsidiaries of the Borrower which have not been designated as Unrestricted Subsidiaries have not provided guaranties because either (a) such guaranty would result in adverse tax consequences pursuant to Section 956 of the Internal Revenue Code of 1986, as amended, or (b) such subsidiary is prohibited from executing a guaranty pursuant to contractual restrictions. In these cases, the Borrower and certain of its subsidiaries have pledged a portion of the issued and outstanding capital stock of such subsidiaries as security for the obligations of the Borrower under the Credit Facility Agreements.

        The Credit Facility Agreements contain various restrictive covenants and compliance requirements, which include (a) minimum financial requirements; (b) limits on the incurrence of additional indebtedness; (c) limitations on mergers; and (d) limits on making certain restricted payments.

       As of September 30, 1997 and December 31, 1996, long-term debt consists of the following:
                                                    September 30,   December 31,
                                                        1997           1996
                                                    ------------    -----------
                                                            (in thousands)

  Line of credit................................... $    713,000    $     9,000
  8-7/8% senior notes due 2005.....................      150,000        150,000
  8-1/4% senior notes due 2007 (net of discount)...      149,328        149,277
  10-5/8% senior subordinated notes due 2006
    (including premium)............................      369,572            -
  11-5/8% senior subordinated notes discount due
    2006 (net of discount).........................      209,481            -
  Fixed rate building loan.........................        9,336         10,121
  Other............................................       11,544          7,891
                                                     -----------     ----------
                                                       1,612,261        326,289
  Less current maturities..........................       11,116          5,381
                                                     -----------     ----------
                                                    $  1,601,145    $   320,908
                                                     ===========     ==========

        The accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1997 include a $1.5 million after-tax, noncash charge for an extraordinary loss on early extinguishment of debt resulting from the Mergers. This extraordinary loss relates to capitalized issuance fees associated with Parker & Parsley's previously existing bank credit facility which was replaced by the new Credit Facility Agreements for Pioneer USA.

NOTE E.     Conversion of Subsidiary Preferred Shares to Common Stock

        On July 28, 1997, Pioneer exercised its right to require each holder of its 6 1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares ("Preferred Shares") to exchange all Preferred Shares for shares of common stock of Pioneer. The Preferred Shares were issued by Parker & Parsley Capital LLC, a wholly-owned finance subsidiary of Pioneer, in 1994. On or after April 1, 1997, Pioneer had the option to exchange the Preferred Shares for Pioneer common stock at a rate of 1.7778 shares of common stock for each Preferred Share, provided that, among other conditions, the closing price of Pioneer common stock equaled or exceeded 125% of the then applicable conversion price for the 20 day trading period before the date of conversion. Subsequent to April 1, 1997, 125% of the applicable conversion price equaled $35.16. The closing price of Pioneer's common stock for the period from June 27, 1997 to July 25, 1997 ranged from $35.38 to $39.50.

        On July 28, 1997, Pioneer issued 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. As a result, Pioneer USA, as successor, will no longer incur interest expense associated with the Preferred Shares of approximately $12 million per year.

NOTE F.     Commitments and Contingencies

       Legal Actions. Pioneer USA is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. Pioneer USA believes that the ultimate disposition of these legal actions will not have a material adverse effect on Pioneer USA's consolidated financial position, liquidity, capital resources or future results of operations. Pioneer USA will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust its litigation reserve as appropriate to reflect the then current status of its litigation.

        Pioneer USA believes that the costs for compliance with environmental laws and regulations have not and will not have a material effect on Pioneer USA's financial position or results of operations.

Kansas Ad Valorem Tax

        The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on a Federal Energy Regulatory

Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, Mesa collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasoned basis for its findings and remanded the case to the FERC for further consideration.

        On December 1, 1993, the FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. The FERC clarified the effective date of its decision by an order dated May 18, 1994. The order clarified that the effective date applies to tax bills rendered after June 28, 1988, not sales made on or after that date. Numerous parties filed appeals on the FERC's action in the D.C. Circuit. Various natural gas producers challenged the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) the FERC's ruling should, in any event, have been applied prospectively. Other parties challenged the FERC's orders on the grounds that the FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

        The D.C. Circuit issued its decision on August 2, 1996, which holds that producers must make refunds of all Kansas ad valorem tax collected with respect to production since October 4, 1983 as opposed to June 28, 1988. Petitions for rehearing were denied on November 6, 1996. Various natural gas producers subsequently filed a petition for writ of certiori with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by the FERC). Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

        Pioneer USA and other producers filed petitions for adjustment with the FERC on June 24, 1997. Pioneer USA is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. Pioneer USA has a $20 million provision recorded for such litigation in the accompanying Consolidated Balance Sheet at September 30, 1997. Pioneer USA is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, Pioneer USA and other producers filed a request for rehearing.

Masterson

        In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, Pioneer USA, as successor to Mesa, has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against Pioneer USA for any such royalty underpayment which may be allocable to Pioneer USA. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease (the "Gas Lease Amendment"). The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

        The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995 the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiff's claims (which related to periods prior to October 1, 1989), but which also reduced a number of Pioneer USA's defenses. Pioneer USA and CIG filed stipulations with the court whereby Pioneer USA would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG or post-February 1988 underpayments of royalties.

        On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit.

        On June 7, 1996, the plaintiffs filed a separate suit against CIG and Pioneer USA in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995, under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. Pioneer USA believes it has several defenses to this action and intends to contest it vigorously. Pioneer USA is not currently able to determine the range of reasonably possible losses, if any, that would be payable if such action was determined adversely to Pioneer USA.

        The federal court in the above-referenced first suit issued an order on July 29, 1996, which stayed the second suit pending the plaintiffs' resolution of the first suit.

        However, based on the jury verdict and final judgment, Pioneer USA does not currently expect the ultimate resolution of these lawsuits to have a material adverse effect on its financial position or results of operations.

Shareholder Litigation

        On July 3, 1995, Robert Strougo filed a class action and derivative action in the District Court of Dallas County, Texas, 160th Judicial District, against T. Boone Pickens, Paul W. Cain, John L. Cox, John S. Herrington, Wales
H. Madden, Jr., Fayez S. Sarofim, Robert L. Stillwell and J. R. Walsh, Jr. (the "Director Defendants"), each of whom was a former director of Mesa. The class action was purportedly brought on behalf of a class of Mesa shareholders and alleges, inter alia, that the Mesa Board infringed upon the suffrage rights of the class and impaired the ability of the class to receive tender offers by adoption of a shareholder rights plan. The lawsuit was also brought derivatively on behalf of Mesa and alleges, inter alia, that the Mesa Board breached fiduciary duties to Mesa by adopting a shareholder rights plan and by failing to consider the sale of Mesa. The lawsuit seeks unspecified damages, attorneys' fees, and injunctive and other relief. Two other lawsuits filed by Herman Krangel, Lilian Krangel, Jacquelyn A. Cady and William S. Montagne, Jr., in the District Court of Dallas County have been consolidated into this lawsuit. A third lawsuit filed by Deborah M. Eigen and Adele Brody as a derivative lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, intervened in this lawsuit. In November 1997, the Court dismissed this lawsuit.

NOTE G.     Derivative Financial Instruments

        Commodity hedges. Pioneer USA utilizes various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities Pioneer USA produces and sells, (ii) support Pioneer USA's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Crude Oil. All material purchase contracts governing Pioneer USA's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth Pioneer USA's outstanding oil swap contracts and collar option contracts as of September 30, 1997.

                        First    Second     Third       Fourth
                       Quarter   Quarter   Quarter      Quarter        Total
                       -------   -------   -------   ------------   ------------
Oil production:
 1997 - Swap Contracts
  Volume (MMBbl)           -         -         -               .9             .9
  Price per Bbl        $   -     $   -     $   -     $      18.93   $      18.93

 1997 - Collar Options
  Volume (MMBbl)           -         -         -               .1             .1
  Price per Bbl        $   -     $   -     $   -     $17.82-24.31   $17.82-24.31

 1998 - Swap Contracts
  Volume (MMBbl)            .8        .8        .8             .8            3.2
  Price per Bbl        $ 19.76   $ 19.76   $ 19.75   $      19.74   $      19.75

        Pioneer USA reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. During the three and nine months ended September 30, 1997, Pioneer USA reported average oil prices of $17.93 per Bbl and $18.70 per Bbl, respectively, while realizing an average price for physical oil sales (excluding hedge results) for the same periods of $18.03 per Bbl and $19.37 per Bbl, respectively. The comparable average NYMEX prompt month closing per Bbl for the three and nine months ended September 30, 1997 was $19.79 and $20.83, respectively. Pioneer USA recorded net reductions to oil revenues of $351 thousand and $6.3 million for the three and nine months ended September 30, 1997, respectively, as a result of its oil price hedges.

        During the three and nine months ended September 30, 1996, Pioneer USA reported average oil prices per Bbl of $20.34 and $19.62, respectively, while realizing an average price for physical oil sales (excluding hedge results) for the same periods of $21.63 per Bbl and $20.39 per Bbl, respectively. The comparable average NYMEX prompt month closing per Bbl for the three and nine months ended September 30, 1996 was $22.33 and $21.18, respectively. Pioneer USA recorded net reductions to oil revenues of $3.3 million and $6.4 million for the three and nine months ended September 30, 1996, respectively, as a result of its oil price hedges.

        Natural Gas. Pioneer USA employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth Pioneer USA's outstanding gas swap contracts, collar option contracts and put option contracts as of September 30, 1997. Prices included herein represent Pioneer USA's weighted average index price per MMBtu for the swap contracts and put option contracts and the weighted average index price range for the collar option contracts and, as an additional point of reference, the weighted average NYMEX price.

                           First     Second     Third     Fourth
                          Quarter    Quarter   Quarter    Quarter        Total
                        ----------   -------   -------   ----------   ----------
Gas production:
 1997 - Swap Contracts
  Volume (Bcf)                 -         -         -           13.4         13.4
  Index price per MMBtu $      -     $   -     $   -     $     2.18   $     2.18
  NYMEX price per MMBtu $      -     $   -     $   -     $     2.34   $     2.34

 1997 - Collar Options
  Volume (Bcf)                 -         -         -            7.0          7.0
  Index price per MMBtu $      -     $   -     $   -     $2.13-2.67   $2.13-2.67

 1997 - Put Options
  Volume (Bcf)                 -         -         -             .2           .2
  Index price per MMBtu $      -     $   -     $   -     $     2.13   $     2.13

 1998 - Swap Contracts
  Volume (Bcf)                12.6       3.9       2.8          2.4         21.7
  Index price per MMBtu $     2.35   $  1.93   $  1.75   $     1.79   $     2.13
  NYMEX price per MMBtu $     2.48   $  2.22   $  2.22   $     2.22   $     2.39

 1998 - Collar Options
  Volume (Bcf)                 3.6       -         -            -            3.6
  Index price per MMBtu $2.50-3.44   $   -     $   -     $      -     $2.50-3.44

 1998 - Put Options
  Volume (Bcf)                  .3       2.5       3.0          1.1          6.9
  Index price per MMBtu $     2.50   $  1.83   $  1.83   $     1.85   $     2.08

 1999 - Swap Contracts
  Volume (Bcf)                 1.4        .4       -            -            1.8
  Index price per MMBtu $     1.58   $  1.86   $   -     $      -     $     1.65
  NYMEX price per MMBtu $     2.03   $  2.03   $   -     $      -     $     2.03

        In addition to the open positions above for the fourth quarter of 1997 and the first quarter of 1998, Pioneer USA has sold short put options for 2.9 Bcf and 3.9 Bcf, respectively. Consequently, there is no effective minimum price to be realized from the collar and put options if the NYMEX price falls below $2.45 and $2.37, respectively.

        Pioneer USA reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. During the three and nine months ended September 30, 1997, Pioneer USA reported average gas prices of $2.16 per Mcf and $2.21 per Mcf, respectively, while realizing an average price for physical gas sales (excluding hedge results) for the same periods of $2.22 per Mcf and $2.32 per Mcf, respectively. The comparable average NYMEX prompt month closing per Mcf for the three and nine months ended September 30, 1997 was $2.49 and $2.33, respectively. Pioneer USA recorded net reductions to gas revenues of $1.8 million and $7.9 million for the three and nine months ended September 30, 1997, respectively, as a result of its gas price hedges.

        During the three and nine months ended September 30, 1996, Pioneer USA reported average gas prices per Mcf of $2.09 and $2.12, respectively, while realizing an average price for physical gas sales (excluding hedge results) for the same periods of $2.12 per Mcf and $2.19 per Mcf, respectively. The comparable average NYMEX prompt month closing per Mcf for the three and nine months ended September 30, 1996 was $2.17 and $2.33, respectively. Pioneer USA recorded net reductions to gas revenues of $621 thousand and $3.7 million for the three and nine months ended September 30, 1996, respectively, as a result of its gas price hedges.

        Natural Gas Liquids. Pioneer USA employs a policy of hedging natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. Natural gas liquids are sold under long-term contracts which provide price flexibility and allow the company to maximize prices between trading hubs. The following table sets forth Pioneer USA's outstanding natural gas liquids swap contracts as of September 30, 1997.

                                 First    Second     Third    Fourth
                                Quarter   Quarter   Quarter   Quarter    Total
                                -------   -------   -------   -------   -------
Natural gas liquids production:
 1997 - Swap Contracts
   Volume (MMBbl)                   -         -          -         .1        .1
   Price per Bbl                $   -     $   -      $   -    $ 16.27   $ 16.27

        During the three and nine months ended September 30, 1997, Pioneer USA reported average natural gas liquids prices of $12.89 per Bbl while realizing an average price for physical sales (excluding hedge results) of $12.78 per Bbl and recorded a net increase to natural gas liquids revenue of $124 thousand.

        Fair market value adjustment. During December 1996, Mesa entered into BTU swap agreements that cover 13,036 MMBTU per day from January 1, 1997 through December 31, 2004. The agreements require that from January 1, 1997 through
December 31, 1998, Pioneer USA will receive a premium of $.52 per MMBTU over market natural gas prices. During the six year period of January 1, 1999 through December 31, 2004, Pioneer USA will receive 10% of the NYMEX oil price for the volumes covered. On September 30, 1997, Pioneer USA recorded a mark-to-market adjustment to the carrying value of the BTU swap agreements that resulted in the recognition of a $2.1 million noncash pre-tax charge to the results for the third quarter of 1997. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on Pioneer USA's results of operations in future periods could be significant.

        Interest rate swaps. During the second quarter of 1996, Pioneer USA entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of Pioneer USA's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by Pioneer USA over the term of these agreements is 6.62% while the weighted average variable rate paid by Pioneer USA for the three and nine months ended September 30, 1997 was 5.94% and 5.75%, respectively, and for the three and nine months ended September 30, 1996, the weighted average variable rate paid by Pioneer USA was 5.65%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time.

        In August 1996, Mesa entered into an interest rate swap agreement with one counterparty for an aggregate amount of $250 million. This agreement, which has a term of two years, effectively converts a portion of Pioneer USA's floating rate borrowings into fixed-rate obligations. The economic effect of this agreement, given Pioneer USA's current interest rate on its Credit Facility Agreements, is to fix the interest rate on $250 million of floating rate debt at a rate of 6.51%.

        The accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1997 include a reduction in interest expense of $5 thousand and $705 thousand, respectively, and a reduction in interest expense of $350 thousand and $461 thousand for the three and nine months ended September 30, 1996, respectively, to account for the settlement of Pioneer USA's interest rate swap agreements.

        In October 1997, Pioneer USA entered into two agreements with a counterparty designated as forward U.S. Treasury interest rate locks. In such agreements, Pioneer USA agreed to sell U.S. Treasury securities at a designated point in the future. This acts to lock in the interest rate for anticipated future public debt issuances by Pioneer USA which will be priced based upon such U.S. Treasury securities. The face amount of the U.S. Treasury securities which were sold is $300 million with maturities of the underlying U.S. Treasury securities ranging from 10 years to 30 years and the associated forward U.S. Treasury interest rates ranging from 6.00% to 6.30%. Such agreements expire in December 1997.

NOTE H.     Subsequent Events

Sale of Subsidiary

        Subsequent  to  September  30,  1997,  Pioneer  USA sold a  wholly-owned subsidiary, Pioneer International Petroleum Company, to Pioneer for approximately $3.5 million to facilitate the acquisition of Chauvco Resources Ltd. as described in "Acquisition of Chauvco".

Acquisition of Chauvco

        On September 3, 1997, Pioneer entered into an agreement (the "Combination Agreement") to acquire the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada, and to spin-off to Chauvco shareholders Chauvco's Gabonese oil and gas operations and other international interests through Chauvco's existing subsidiary, Chauvco Resources International Ltd. ("CRI"). Prior to the consummation of this transaction, Chauvco will distribute its 20% interest in the Alliance Pipeline project. In accordance with the Combination Agreement, holders of Chauvco common shares will receive for each Chauvco common share held (i) one share of CRI and (ii) a number of Pioneer common shares or shares exchangeable into Pioneer shares ("Exchangeable Shares") or a combination of both. The number of Pioneer common shares or Exchangeable shares to be issued is determined by an exchange ratio which is dependent upon the price of Pioneer common stock. The exchange ratio for shares of Chauvco common stock into shares of Pioneer common stock or Exchangeable shares varies between 0.493827 and 0.451467.

        The preliminary aggregate Pioneer purchase consideration for the assets and liabilities to be acquired from Chauvco, including estimated transaction costs, is $980.5 million. The following table represents the preliminary allocation of the total purchase price of Chauvco to the acquired assets and liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed. Any future adjustments to the allocation of the purchase price are not anticipated to be material to Pioneer's financial statements.

                                                         Allocation
                                                        of Aggregate
                                                          Purchase
                                                        Consideration
                                                        -------------
                                                        (in thousands)

       Net working capital                               $   (11,123)
       Property, plant and equipment                       1,444,049
       Other assets                                           28,785
       Long-term debt                                       (208,653)
       Other non-current liabilities,
         including deferred taxes                           (272,585)
                                                          ----------
                                                         $   980,473
                                                          ==========

       Pioneer common stock consideration                $   950,473
       Transaction costs                                      30,000
                                                           ---------
       Aggregate purchase consideration                  $   980,473
                                                          ==========

East Texas Basin Assets

        On October 23, 1997, Pioneer USA signed a Purchase and Sale Agreement to acquire substantial assets in the East Texas Basin from American Cometra, Inc. ("ACI") and Rockland Pipe Co. ("Rockland"), both subsidiaries of Electrafina S.A. of Belgium. Purchase consideration consists of $85 million cash and 1.75 million shares of Pioneer common stock. Pioneer USA will acquire all of ACI's producing wells, acreage (95,000 gross and 38,000 net), seismic data, royalties and mineral interests and Rockland's gathering system, pipeline and Plum Creek gas treating facility. It is anticipated that this transaction will close by mid-December 1997.

Tender Offer

        On November 14, 1997, Pioneer USA initiated an offer to purchase for cash (the "Offer") any and all of its 11 5/8% senior subordinated discount notes due 2006 (the "11 5/8% Notes"), and its 10 5/8% senior subordinated notes due 2006 (the "10 5/8% Notes" and together with the 11 5/8% Notes, the "Notes"). The purchase price offered by Pioneer USA for the 11 5/8% Notes and the 10 5/8% Notes is, respectively, $829.90 and $1,171.40 per $1,000 face amount tendered, plus any interest on the 10 5/8% Notes accrued from July 1, 1997 to the expiration date of the Offer. Pioneer USA intends to pay for the purchase price of the Notes tendered in the Offer with borrowings under its Credit Facility Agreements. There are currently outstanding $264 million aggregate face amount of the 11 5/8% Notes (having an aggregate accreted value of $168 million as of July 1, 1997), and $325 million aggregate principal amount of the 10 5/8% Notes.

        In connection with the Offer, Pioneer USA is soliciting consents from holders of record of the Notes at the close of business on November 14, 1997, to approve amendments to the respective indentures governing the Notes which would eliminate or modify most of the restrictive covenants contained in the indentures. Such amendments would become effective upon the closing of the Offer. A holder of more than 66 2/3% in aggregate principal amount of each outstanding issue of the Notes has agreed to consent to the proposed amendments, thereby assuring that the proposed amendments would become effective if the Offer is completed.

        The Offer is expected to expire on December 15, 1997, and the closing of the Offer is expected to occur three business days after the expiration date. If the Offer is completed with 100% of the Notes tendered, Pioneer USA expects to take a charge to its fourth quarter 1997 financial results of $12 million to $15 million (net of tax benefit).

                       PIONEER NATURAL RESOURCES USA, INC.


Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

The Formation of Pioneer & Pioneer USA

       Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"). Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Pioneer was formed in order to complete the merger between Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa"). Upon consummation of the merger, Pioneer reorganized its corporate structure whereby Pioneer became a holding company and Pioneer USA became the principal operating entity. Pioneer USA, together with its wholly-owned subsidiaries, is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States.

       Prior to the merger, Parker & Parsley and Mesa, as separate companies, had complimentary strategies which focused on enhancing shareholder value through (i) maximizing the value of existing reserves through efficient operating and marketing practices, (ii) increasing production from existing oil and gas properties by drilling low-risk development wells, (iii) drilling selective exploratory wells with significant production and reserve potential,
(iv) pursuing strategic acquisitions which either complement the existing asset base or provide exploration and exploitation opportunities and (v) maintaining financial flexibility for future exploration, development and acquisition activities. The merger met the strategic objectives of both companies and positioned the newly created Pioneer USA to continue to pursue these strategies on a larger scale.

       Combining the physical assets and management teams of Parker & Parsley and Mesa into Pioneer USA created a company with a solid foundation of core assets. This foundation includes three "crown jewels " (the Hugoton gas field located in Southwest Kansas, the West Panhandle gas field located in the Texas panhandle, and the Spraberry oil and gas field in West Texas) which provide consistent and dependable production, cash flow and ongoing development opportunities; a reserve portfolio which is balanced between oil and natural gas liquids and gas; a portfolio of exciting exploration opportunities; and a team of over 1,100 dedicated employees representing the professional disciplines and sciences which will allow Pioneer USA to continue to provide Pioneer's shareholders with superior long-term value.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the Mergers have been accounted for as a purchase of Mesa by Parker & Parsley. Immediately following the acquisition of Mesa by Parker & Parsley, Pioneer reorganized its corporate structure whereby Pioneer USA became the only direct wholly-owned subsidiary of Pioneer. The reorganization resulted in Pioneer USA owning all of the assets and assuming all of the liabilities of Pioneer either directly in Pioneer USA or indirectly through a number of wholly-owned subsidiaries. The assets and liabilities received from Parker & Parsley are recorded in the financial statements of Pioneer USA at their historical value and the assets and liabilities acquired from Mesa are recorded at their fair value in August 1997. The comparative financial information presented for Pioneer USA represents the historical financial information of Parker & Parsley and only includes the financial information of Mesa beginning in August 1997.

       The retained deficit caption in the accompanying Consolidated Balance Sheet as of September 30, 1997 only represents the financial results of Pioneer USA for the two months ended September 30, 1997 as a result of the reorganization in August 1977. The income (loss) per share and dividend per share information in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1997 are presented as if the weighted average shares upon consummation of the reorganization had been outstanding for the entire periods presented.

Financial Performance

       Pioneer USA reported a net loss of $12.4 million ($12,439.59 per share) and net income of $13.6 million ($13,585.63 per share) for the three and nine months ended September 30, 1997, respectively, as compared to net income of $21 million ($20,964.58 per share) and $115.8 million ($115,830.61 per share) for the same periods in 1996. The process of organizationally and operationally combining the two companies to create Pioneer USA resulted in $4.3 million of relocation expenses and a $2.3 million write-off of commitment fees related to Parker & Parsley's credit facility that was replaced with a new Pioneer USA $1.4 billion credit agreement during the three months ended September 30, 1997. The

                       PIONEER NATURAL RESOURCES USA, INC.


three month period ended September 30, 1997 was also negatively impacted by an increase in noncash depletion expense that resulted from the fair value allocated to Mesa's long-lived, low cost natural gas reserves. As discussed more fully in "Results of Operations" below, Pioneer USA's financial performance during 1997 has been positively affected by increases in oil and gas production and decreases in production costs per BOE due to ongoing cost reduction efforts, offset by increases in exploration and general and administrative expenses and an increase in interest expense due to the additional debt assumed from Mesa. The nine months ended September 30, 1996 includes $75.9 million ($2.12 per share) related to net after-tax gains on asset dispositions primarily due to the sale of Pioneer's Australasian subsidiaries.

       Net cash provided by operating activities decreased to $185.3 million during the nine months ended September 30, 1997, as compared to the net cash provided by operating activities of $189.4 million for the same period in 1996. This decrease is primarily attributable to increases in interest expense and general and administrative expenses and the payment of certain liabilities assumed from Mesa, including severance payments made to former Mesa employees, offset, to some extent, by cash flows generated by the acquired oil and gas properties from Mesa.

       Pioneer USA strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. Pioneer USA's total book capitalization at September 30, 1997 was $3.3 billion, consisting of total long-term debt of $1.6 billion and stockholders' equity of $1.7 billion. Debt as a percentage of total book capitalization was 49% at September 30, 1997, up from 31% at December 31, 1996. The increase is primarily due to the total long-term debt assumed from Mesa of $1.2 billion.

1998 Projections

       Pioneer USA expects to invest $600 million in capital projects during 1998. This preliminary capital budget is based on Pioneer USA's current projection that its 1998 production will be 72 million barrels of oil equivalents (MMBOE), versus previous analysts' estimates of 76 to 80 MMBOE. The capital expenditure budget is divided between development ($450 million) and exploration ($150 million) activities, and is expected to result in the drilling of more than 900 wells. Pioneer USA expects to invest $170 million in West Texas, $150 million in the Gulf Coast areas, $65 million in Canada, and $85 million in other areas of North America. Internationally, Pioneer USA expects to invest $100 million in Argentina and $30 million in other areas.

       Pioneer USA's revised production estimate includes an allowance for delays in the deployment of Pioneer USA's cash flow caused by the five-month process of merging Mesa with Parker & Parsley, as well as equipment procurement difficulties that the entire oil and gas industry is currently experiencing. In addition, Pioneer USA has recently adopted a new strategy to commit a greater portion of its cash flow to higher growth potential projects, including significant 3D seismic projects, which will delay immediate oil production and cash flow. Historically, Mesa and Parker & Parsley had each spent a small percentage of its respective capital on exploration projects. Pioneer USA now expects to spend approximately 25% of its capital on exploration. The forward looking statements in these projections, including statements relating to capital budget, production, cash flows and drilling activities are based upon a number of assumptions, among others limited changes in oil and gas prices and the accuracy of reserve engineering studies. These assumptions may prove not to have been accurate. (1)

Acquisition Activities

Acquisition of Chauvco

       On September 3, 1997, Pioneer entered into an agreement (the "Combination Agreement") to acquire the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada and to spin-off to Chauvco shareholders Chauvco's Gabonese oil and gas operations and other international interests through Chauvco's existing subsidiary, Chauvco Resources International Ltd. ("CRI"). Prior to the consummation of this transaction, Chauvco will distribute its 20% interest in the Alliance Pipeline project. In accordance with the Combination Agreement, holders of Chauvco common shares will receive for each Chauvco common share held (i) one share of CRI and (ii) a number of Pioneer common shares or shares exchangeable into Pioneer shares ("Exchangeable Shares") or a combination of both. The number of Pioneer common shares or Exchangeable

                       PIONEER NATURAL RESOURCES USA, INC.


shares to be issued is determined by an exchange ratio which is dependent upon the price of Pioneer common stock. The exchange ratio for shares of Chauvco common stock into shares of Pioneer common stock or Exchangeable shares varies between 0.493827 and 0.451467.

       The acquisition of Chauvco will meet many of Pioneer's strategic objectives. In addition to the proved producing assets of Chauvco, Pioneer will be acquiring a substantial inventory of unproved oil and gas properties which will provide Pioneer with many exploration opportunities and potential for significant reserve additions. The acquisition of Chauvco will also reduce Pioneer's debt to total book capitalization ratio from 48% at September 30, 1997 to an anticipated level of 41% on a pro forma basis at September 30, 1997.

       Although the acquisition of a portfolio of unproved properties represents an exciting challenge to Pioneer's team of engineers, geologists and geophysicists, such opportunities are not without risk. U.S. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantity of proved reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, Pioneer may be required to recognize significant noncash charges to the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

       Board Recommendation. The Pioneer Board of Directors (the "Pioneer Board") believes that the terms of the Combination Agreement and the acquisition of Chauvco are fair to and in the best interest of Pioneer and its stockholders. Accordingly, the Pioneer Board has approved the Combination Agreement and the acquisition of Chauvco and recommends that the Pioneer stockholders approve the Combination Agreement and the acquisition of Chauvco. The Pioneer Board believes that the acquisition of Chauvco will have numerous benefits, the most significant of which are described below.

       Establishment of New Core Areas. The Pioneer Board considered the opportunities presented by the establishment of two new core areas in western Canada and Argentina, the benefits of owning Canadian oil and gas reserves in terms of the long-term supply and demand dynamics of the North American energy markets, the attractive operating climate in Argentina and the similarity of the reservoir characteristics in Argentina to Pioneer's domestic properties.

       Production Growth. The Pioneer Board considered that the expected oil and gas production volumes for the Chauvco properties' reinvestment projects and the net growth in production from the Chauvco properties will accelerate Pioneer's expansion and growth strategies.

       Reserve Growth Potential. The Pioneer Board considered the projected reserves of the Chauvco properties based on an evaluation by its engineering staff and believed that the complementary nature of the two companies will provide a strong foundation for growth that will benefit the Pioneer stockholders.

       Accretion to Cash Flow. The Pioneer Board considered that the projected and future results of the acquisition of Chauvco will be accretive to discretionary cash flow by approximately 7% in 1998 and 15% in 1999.

       Improved Balance Sheet. Based upon June 30, 1997 financial information, the Pioneer Board considered that upon consummation of the Combination Agreement, Pioneer's debt to book capitalization ratio will decrease from 46% to 40%, which had been set as a target ratio, and that other credit ratios will approach their targets as well.

       Management. The Pioneer Board also considered the depth and breadth of management experience of Guy Turcotte and James Baroffio, members of Chauvco's board of directors, who have each agreed to serve on the Pioneer Board if the acquisition of Chauvco is consummated. Both of these individuals have extensive experience and successful track records as builders of oil and gas companies and operations in foreign lands.

                       PIONEER NATURAL RESOURCES USA, INC.


Property Acquisitions

       Cotton Valley. In May of 1997, Pioneer USA acquired a 35% interest in approximately 375,000 acres within the Cotton Valley Pinnacle Reef Trend from Union Pacific Resources Company ("UPRC") for $26.9 million. Pioneer USA and UPRC have signed an exploration agreement to jointly explore and develop this area located in eastern Texas and plan to begin drilling the first exploration well before the end of the year.

       On October 27, 1997, Pioneer USA signed a Purchase and Sale Agreement to acquire substantial assets in the East Texas Basin from American Cometra, Inc. ("ACI") and Rockland Pipe Co. ("Rockland"), both subsidiaries of Electrafina S.A. of Belgium. Purchase consideration consists of $85 million cash and 1.75 million shares of Pioneer USA common stock. Pioneer USA will acquire all of ACI's producing wells, acreage (95,000 gross and 38,000 net), seismic data, royalties and mineral interests and Rockland's gathering system, pipeline and Plum Creek gas treating facility. The acquired acreage is in Henderson, Freestone, Anderson and Leon counties. The acquired wells are currently producing approximately 25 MMcf per day and have significant upside potential with the planned drilling of additional wells. It is anticipated that this transaction will close by mid-December 1997.

       These two acquisitions combined will make Pioneer USA one of the largest acreage holders in the East Texas Basin with total holdings of 650,000 gross acres (175,000 net). Having gained such holdings, Pioneer USA is anticipating developing these assets into a new core area.

       Maude Traylor. In addition, Pioneer USA's Gulf Coast Division completed the acquisition of a majority interest in the Maude Traylor field in Calhoun County, Texas for approximately $8.8 million in February 1997. This acquisition represented an average working interest of 87% in approximately 1,840 acres and five wells which produce from the upper and lower Frio formations. Pioneer USA is currently realizing gross gas production of 1.7 MMcf per day in this field, and since Pioneer USA assumed operations the gross oil production rate has more than tripled to 185 Bbls per day. The Gulf Coast Division is currently completing an exploratory well in the Maude Traylor field in the Deep Frio formation which should be producing by year-end. Pioneer USA anticipates that recently upsized mainline gas production piping will yield an increase in production in this area of approximately 5%. Pioneer USA plans to drill three additional wells during 1997 and five wells in 1998 on this acreage utilizing existing 3-D seismic information.

       Guatemala. During May of 1997, Pioneer USA finalized negotiations with Triton Energy for a 40% working interest in a joint exploration program of two blocks in Guatemala's South Peten Basin. Drilling on the Piedras Blancas #1 is expected to be completed by the end of the year at an estimated total cost to Pioneer USA of $3.7 million.

Drilling Activities

       Pioneer USA's 1997 capital expenditure budget has been increased to $541 million from its initial budget of $270 million, reflecting planned expenditures of $240 million for exploitation activities, $89 million for exploration activities and $212 million for oil and gas property acquisitions in Pioneer USA's core areas. For the nine months ended September 30, 1997, costs incurred were $267.3 million. During the first three quarters of 1997, Pioneer USA participated in the completion of 413 gross exploration and development wells, including 239 wells in the Spraberry Division, 85 wells in the Permian Division, 43 wells in the Gulf Coast Division, 40 wells in the MidContinent Division and six wells in Argentina. Of these wells, 76 were in progress at December 31, 1996. Of the total wells completed during the nine months ended September 30, 1997, 371 wells were completed successfully which resulted in a 90% success rate. In addition to the wells completed in the first three quarters of 1997, Pioneer USA had 138 wells in progress at September 30, 1997. In total during 1997, Pioneer USA plans to drill approximately 610 development wells and 90 exploratory wells and to perform recompletions on over 150 wells.

       During February 1997, the Texas Railroad Commission (which regulates oil and gas production in Texas) entered a favorable order on Pioneer USA's application to allow administrative approval of uncontested applications to increase the density of the drilling in the Spraberry field from one well per 80 acres to one well per 40 acres. Pioneer USA believes such reduced spacing may provide in excess of 1,000 additional drilling locations which have the potential to add 70 million equivalent barrels to Pioneer USA's proved reserve base. Through September 30, 1997, the Spraberry Division has drilled 40 wells under the reduced spacing requirements resulting in the addition of

                       PIONEER NATURAL RESOURCES USA, INC.


approximately three million BOE's to its reserve portfolio. Additional drilling is planned for the fourth quarter of 1997 and during fiscal 1998 that should add additional BOE's to Pioneer USA's reserve base. Future plans for the Spraberry Division include the implementation of a field demonstration CO2 pilot in 1998 and a 3-D seismic study of a 100 square mile area under the major Spraberry units looking for Strawn, Atoka and Devonian structures.

       Pioneer USA continues to develop the War-Wink field discovery in the Delaware Basin. The Permian Division is currently drilling two wells and completing a third well in this field with plans to drill an additional six wells by year-end. Average daily gross production from the eight wells producing from this formation is up to a total of 1,547 Bbls of oil (580 Bbls net) and 1,723 Mcf of gas (650 Mcf net).

Other Events

       Sale of Subsidiary. Subsequent to September 30, 1997, Pioneer USA sold a wholly-owned subsidiary, Pioneer International Petroleum Company, to Pioneer for approximately $3.5 million to facilitate the acquisition of Chauvco as described above.

       Asset Dispositions. For the nine months ended September 30, 1997, Pioneer USA's asset disposition activity primarily consisted of the sale of certain domestic assets for proceeds of $11.2 million, which resulted in a net gain of $2.0 million and the sale of Pioneer USA's subsidiary with an ownership interest in oil and gas properties in Turkey for proceeds of $1.6 million, which resulted in the recognition of a gain of $725 thousand. During the nine months ended September 30, 1996, Pioneer USA sold certain wholly-owned Australasian subsidiaries for proceeds of $183.1 million resulting in a pre-tax gain of $83.2 million and certain nonstrategic domestic assets for proceeds of $51.2 million that resulted in the recognition of a pre-tax net gain of $13.7 million.

       During the fourth quarter of 1997, Pioneer USA anticipates selling certain nonstrategic domestic oil and gas properties for approximately $100 million.

       Conversion of Subsidiary Preferred Shares to Common Stock. On July 28, 1997, Pioneer exercised its right to require each holder of its 6 1/4%
Cumulative Guaranteed Monthly Income Convertible Preferred Shares ("Preferred Shares") to exchange all Preferred Shares for shares of common stock of Pioneer (see Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"). On July 28, 1997, Pioneer issued 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. As a result, Pioneer USA, as successor, will no longer incur interest expense associated with the Preferred Shares of approximately $12 million per year.

       Earnings per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. Pioneer USA does not anticipate that its EPS as calculated under SFAS 128 will differ significantly from its existing disclosures.

       Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

       Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

                       PIONEER NATURAL RESOURCES USA, INC.


       Segment Reporting. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and
Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

 Results of Operations

       A merger between two companies the size of Mesa and Parker & Parsley requires certain financial reporting changes to conform the accounting policies of the two companies to a consistent methodology. Two of these changes which are apparent in the results of operations are the accounting treatment for natural gas liquids revenues and the results of operations of the natural gas processing facilities. See "Oil and Gas Revenues", "Production Costs" and "Natural Gas Processing" below for further discussion.

Oil and Gas Production.
                                   Three months ended      Nine months ended
                                     September 30,           September 30,
                                 ---------------------   ---------------------
                                    1997       1996         1997        1996
                                 ---------   ---------   ---------   ---------
                                    (in thousands, except per unit amounts)
Revenues:
 Oil and gas                     $ 150,354   $  91,313   $ 348,980   $ 283,327
 Gain on disposition of oil
   and gas properties, net (a)          (3)        186       1,068       7,939
                                  --------    --------    --------    --------
                                   150,351      91,499     350,048     291,266
                                  --------    --------    --------    --------
Costs and expenses:
 Oil and gas production            (42,003)    (24,829)    (91,674)    (82,233)
 Depletion                         (65,132)    (24,284)   (121,302)    (79,057)
 Exploration and abandonments       (8,442)     (2,163)    (20,073)     (7,187)
 Geological and geophysical         (7,071)     (1,600)    (14,237)     (6,451)
                                  --------    --------    --------    --------
                                  (122,648)    (52,876)   (247,286)   (174,928)
                                  --------    --------    --------    --=-----
   Operating profit (excluding
     general and administrative
     expenses and income taxes)  $  27,703   $  38,623   $ 102,762   $ 116,338
                                  ========    ========    ========    ========
---------------

(a) The 1997 amounts do not include the gain related to the disposition of Pioneer's subsidiary which owned an interest in oil and gas properties in Turkey. The 1996 amounts do not include the gain related to the disposition of certain of Pioneer's wholly-owned Australasian subsidiaries.

   Production:
     Oil (MBbls)                     3,672       2,577       9,425       8,297
     Gas (MMcf)                     32,327      18,630      71,284      56,825
     Natural gas liquids (MBbls)     1,151         -         1,151         -
     Total (MBOE)                   10,211       5,682      22,457      17,768
   Average daily production:
     Oil (Bbls)                     39,912      28,008      34,525      30,282
     Gas (Mcf)                     351,384     202,497     261,113     207,392
     Natural gas liquids (Bbls)     12,506         -         4,214         -
   Average oil price (per Bbl)   $   17.93   $   20.34   $   18.70   $   19.62
   Average gas price (per Mcf)        2.16        2.09        2.21        2.12
   Average NGL price (per Bbl)       12.89         -         12.89         -
   Costs (per BOE):
     Lease operating expense     $    3.11   $    3.32   $    2.94   $    3.51
     Production taxes            $     .78   $     .91   $     .85   $     .83
     Workover costs              $     .22   $     .14   $     .29   $     .29
                                  --------    --------    --------    --------
        Total production costs   $    4.11   $    4.37   $    4.08   $    4.63
                                  ========    ========    ========    ========
     Depletion                   $    6.38   $    4.27   $    5.40   $    4.45

                       PIONEER NATURAL RESOURCES USA, INC.



        Oil and Gas Revenues. Revenues from oil and gas operations increased 23% during the nine months ended September 30, 1997 to $349 million and 65% to $150.4 million during the three months ended September 30, 1997, as compared to $283.3 million and $91.3 million during the same periods in 1996. The increase during the three and nine months ended September 30, 1997 is primarily due to increases in oil and gas production and an increase in the average gas price received, offset by a decrease in the average price received per barrel of oil. The majority of the increased production is a direct result of the oil and gas properties acquired from Mesa.

        Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by Pioneer USA and produced by Pioneer USA operated properties. Consequently, Pioneer USA now produces a higher proportion of processed gas relative to total natural gas production and will account for natural gas production as processed natural gas liquids and dry residue gas. As a result, separate product volumes will not be comparable for periods prior to September 30, 1997.

        On a BOE basis, production increased by 80% and 26% for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. The additional production volumes from the Mesa properties contributed 71% and 22% to the growth for the three and nine months ended September 30, 1997, respectively. The remainder of the increases are a direct result of the successes of Pioneer USA's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for the first nine months of 1996 related to properties included in the 1996 sale of Pioneer's Australasian subsidiaries and the 1996 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1996 and the Mesa properties acquired in 1997, on a BOE basis, production increased 10% and 13% for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

        The average oil prices received per Bbl for the three and nine months ended September 30, 1997 decreased 12% and 5% as compared to the same periods in 1996, respectively, from $20.34 during the three months ended September 30, 1996 to $17.93 during the same period ended 1997 and from $19.62 to $18.70 for the nine months ended September 30, 1996 and 1997, respectively. However, the average gas price received per Mcf increased 3% during the three months ended September 30, 1997 to $2.16 from $2.09 during the three months ended September 30, 1996 and 4% from $2.12 to $2.21 for the nine months ended September 30, 1996 and 1997, respectively. Natural gas liquids prices per barrel averaged $12.89 during the three and nine months ended September 30, 1997.

        Hedging Activities

        The oil and gas prices that Pioneer USA reports are based on the market price received for the commodities adjusted by the results of Pioneer USA's hedging activities. Pioneer USA utilizes commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities Pioneer USA produces and sells, (ii) support Pioneer USA's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Crude Oil. All material purchase contracts governing Pioneer USA's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that Pioneer USA reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. Pioneer USA's average realized price for physical oil sales (excluding hedge results) for the three and nine months ended September 30, 1997 was $18.03 per Bbl and $19.37 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $19.79 and $20.83, respectively. Pioneer USA recorded net reductions to oil revenues of $351 thousand and $6.3 million for the three and nine months ended September 30, 1997, respectively, as a result of its oil price hedges.

        During the three and nine months ended September 30, 1996, Pioneer USA realized an average price for physical oil sales (excluding hedge results) of $21.63 per Bbl and $20.39 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $22.33 and $21.18, respectively. Pioneer USA recorded net reductions to

                       PIONEER NATURAL RESOURCES USA, INC.


oil revenues of $3.3 million and $6.4 million for the three and nine months ended September 30, 1996, respectively, as a result of its oil price hedges.

        Natural Gas. Pioneer USA employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that Pioneer USA reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. Pioneer USA's average realized price for physical gas sales (excluding hedge results) for the three and nine months ended September 30, 1997 was $2.22 per Mcf and $2.32 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing per Mcf for the same periods was $2.49 and $2.33, respectively. Pioneer USA recorded net reductions to gas revenues of $1.8 million and $7.9 million for the three and nine months ended September 30, 1997, respectively, as a result of its gas price hedges.

        During the three and nine months ended September 30, 1996, Pioneer USA realized an average price for physical gas sales (excluding hedge results) of $2.12 per Mcf and $2.19 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing per Mcf for the same periods was $2.17 and $2.33, respectively. Pioneer USA recorded net reductions to gas revenues of $621 thousand and $3.7 million for the three and nine months ended September 30, 1996, respectively, as a result of its gas price hedges.

        Natural Gas Liquids. Pioneer USA employs a policy of hedging natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. Natural gas liquids are sold under long-term contracts which provide price flexibility and allow the company to maximize prices between trading hubs. During the three and nine months ended September 30, 1997, Pioneer USA realized an average natural gas liquids price for physical sales (excluding hedge results) of $12.78 per Bbl and recorded a net increase to natural gas liquids revenue of $124 thousand.

        See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information concerning Pioneer USA's open hedge positions at September 30, 1997 and the related prices to be realized.

        During December 1996, Mesa entered into BTU swap agreements that cover 13,036 MMBTU per day from January 1, 1997 through December 31, 2004. The agreements require that from January 1, 1997 through December 31, 1998, Pioneer USA will receive a premium of $.52 per MMBTU over market natural gas prices. During the six year period of January 1, 1999 through December 31, 2004, Pioneer USA will receive 10% of the NYMEX oil price for the volumes covered. On September 30, 1997, Pioneer USA recorded a mark-to-market adjustment to the carrying value of the BTU swap agreements that resulted in the recognition of a $2.1 million noncash pre-tax charge to the results of the third quarter of 1997. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on Pioneer USA's results of operations in future periods could be significant.

        Production Costs. While total production costs per BOE decreased 12% to $4.08 during the nine months ended September 30, 1997 as compared to production costs per BOE of $4.63 during the same period in 1996, the primary component of production costs, lease operating expense, decreased 16% from $3.51 per BOE for the nine months ended September 30, 1996 to $2.94 per BOE for the same period in 1997. During the three months ended September 30, 1997 production costs per BOE decreased 6% to $4.11 from $4.37 during the same period in 1996. As discussed more fully in "Natural Gas Processing" below, Pioneer USA has adopted a new method of reporting the financial results of its natural gas processing facilities and is now presenting these results as oil and gas production activities. In 1997, the operating margin from Pioneer USA's gas plants (i.e., third party processing revenues less processing costs and expenses) is included in oil and gas production costs, specifically lease operating expense, which resulted in a decrease in lease operating expense per BOE of $.26 and $.37 for the three and nine months ended September 30, 1997, respectively. The additional reductions in lease operating expense during the nine months ended September 30, 1997 are primarily due to Pioneer USA's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties during 1996.

        Depletion Expense. Depletion expense per BOE increased to $6.38 and $5.40 during the three and nine months ended September 30, 1997, respectively, as compared to $4.27 per BOE and $4.45 per BOE during the same periods in 1996.

                       PIONEER NATURAL RESOURCES USA, INC.


The increase is primarily associated with the fair value allocated to Mesa's long-lived, low cost natural gas reserves.

        Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $15.5 million and $34.3 million during the three and nine months ended September 30, 1997, respectively, from $3.8 million and $13.6 million during the same respective periods in 1996. The increase is largely the result of increased domestic activity, both in exploratory drilling and geological and geophysical activity, resulting from Pioneer USA's increased exploration activities. During the nine months ended September 30, 1997, the domestic exploratory dry hole costs were primarily related to 16 unsuccessful exploratory wells in the Gulf Coast Division, 12 unsuccessful exploratory wells in the Permian Division and seven unsuccessful wells in the MidContinent Division, at a total cost of $11.7 million, $2.2 million and $2.2 million, respectively, and additional costs of approximately $830 thousand associated with wells which were determined to be unsuccessful in 1996. The following table sets forth the components of Pioneer USA's 1997 and 1996 expense for the three and nine months ended September 30, 1997:
                                        Three months          Nine months
                                     ended September 30,   ended September 30,
                                     -------------------   -------------------
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------
                                                   (in thousands)
   Exploratory dry holes:
     United States                   $  7,184   $  1,012   $ 16,885   $  1,736
     Foreign                               34        201        253        781
   Geological and geophysical costs:
     United States                      5,900      1,413     11,690      4,712
     Foreign                            1,171        187      2,547      1,739
   Leasehold abandonments and other     1,224        950      2,935      4,670
                                      -------    -------    -------    -------

                                     $ 15,513   $  3,763   $ 34,310   $ 13,638
                                      =======    =======    =======    =======

        Approximately 16% of Pioneer USA's 1997 capital budget will be spent on exploratory projects (compared to 16.7% in 1996 and 13.3% in 1995). The remainder of Pioneer USA's 1997 exploration efforts will be concentrated in the Gulf Coast Division, the Permian Division, the MidContinent Division, Pioneer USA's newly acquired interests in the Cotton Valley Reef Trend and its interests in Guatemala. Pioneer USA continues to review opportunities involving exploration joint ventures in domestic or international areas outside Pioneer USA's existing core operating areas.

  Natural Gas Processing

        Pioneer USA historically has reflected its ownership interests in and revenues and expenses related to its natural gas processing facilities as separate items in the consolidated financial statements while Mesa reported revenues and expenses from its natural gas processing facilities as oil and gas production costs. During the last four years, Pioneer USA has sold its interests in 12 natural gas processing facilities and now owns interests in five facilities which collectively process an insignificant volume of third party gas. The ownership interest in the remaining gas plant facilities and the related results of operations are not material to Pioneer USA's financial position. Due to the immateriality of the remaining facilities and to report the results of gas processing activities consistently within the financial statements, during 1997, Pioneer USA reclassified the natural gas processing facilities into oil and gas properties for financial statement purposes and will report all third party revenues and expenses from its natural gas processing facilities in oil and gas production costs.

        Natural gas processing revenues were $5.7 million and $16.8 million for the three and nine months ended September 30, 1996, respectively, and natural gas processing costs for the three and nine months ended September 30, 1996 were $3.1 million and $9.1 million, respectively. The average price per Bbl of NGL's was $14.79 per Bbl and $13.77 per Bbl for the three and nine months ended September 30, 1996, respectively, and the average price per Mcf of residue gas was $2.03 and $2.02 during the three and nine months ended September 30, 1996, respectively.

                       PIONEER NATURAL RESOURCES USA, INC.


        During the nine months ended September 30, 1996, Pioneer USA recognized noncash pre-tax charges of $1.3 million related to abandonments of certain of Pioneer USA's gas processing facilities and the cancellation of certain gas processing contracts.

  General and Administrative Expense

        General and administrative expense was $16.7 million and $31.6 million for the three and nine months ended September 30, 1997, respectively, as compared to $6.4 million and $19.4 million for the three and nine months ended September 30, 1996, respectively. Aside from the additional costs resulting from Pioneer USA's substantial growth in size, the increase for both periods is primarily due to $4.3 million of relocation expenses in the third quarter of 1997 associated with moving Pioneer's corporate headquarters from Midland, Texas to Dallas, Texas.

  Interest Expense

        During the three months ended September 30, 1997, interest expense totaled $24.1 million, up from $10.1 million for the third quarter of 1996. Interest expense for the nine months ended September 30, 1997 increased to $44.3 million as compared to $36.1 million for the same period in 1996. The increases are primarily due to increases in the weighted average outstanding balance of Pioneer USA's indebtedness of $654.5 million and $118.8 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increases in Pioneer USA's weighted average indebtedness were primarily the result of the debt instruments assumed from Mesa, including 10 5/8% and 11 5/8% senior subordinated note issuances and additional bank indebtedness, which are included in Pioneer USA' indebtedness for the two months of August and September 1997. The weighted average interest rate on Pioneer USA's indebtedness during the three months ended September 30, 1997 was 8.22% as compared to the rate of 7.86% for the same period in 1996, and the rate for the nine months ended September 30, 1997 was 8.05% as compared to 7.82% for the same period in 1996.

        During the three and nine months ended September 30, 1997, Pioneer USA recorded a reduction in interest expense of $5 thousand and $705 thousand, respectively, related to interest rate swap agreements. During the same periods in 1996, such agreements resulted in reductions in interest expense of $350 thousand and $461 thousand, respectively. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information concerning the fixed and variable interest rates in effect during these periods.

  Income Taxes

        Pioneer USA's income tax benefit of $6 million and provision of $8.5 million for the three and nine months ended September 30, 1997, respectively, and provisions of $15.5 and $47.2 million for the three and nine months ended September 30, 1996, respectively, reflect the net benefit or provision resulting from the separate tax calculation prepared for each tax jurisdiction in which Pioneer USA is subject to income taxes.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. Pioneer USA's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        Pioneer USA's cash expenditures during the nine months ended September 30, 1997 for additions to oil and gas properties totaled $246.6 million. This amount includes $36.5 million for the acquisition of properties and $210.1 million for development and exploratory drilling. Pioneer USA's acquisition activities during the nine months ended September 30, 1997 primarily consisted of (i) a 35% interest in approximately 375,000 acres within the Cotton Valley Reef Trend acquired from UPRC for $26.9 million funded by $11.1 million in cash and a note payable to UPRC of $15.8 million and (ii) an 87% average working interest acquired in the Maude Traylor field in Calhoun County, Texas for approximately $8.8 million. Significant drilling expenditures in the nine months ended September 30, 1997 included $77.8 million in the unitized portion of the Spraberry field of the Permian Basin (including $35.5 million in the Driver unit, $12.0 million in the North Pembrook unit, $10.3 million in the Merchant unit, $9.4 million in the Preston unit, $7.3 million in the Shackelford unit and

                       PIONEER NATURAL RESOURCES USA, INC.


$3.3 million in the Midkiff unit), $11.7 million in other portions of the Spraberry field, $50.3 million in the onshore Gulf Coast region, $33.8 million in other areas of the Permian Basin, $22.3 million in the MidContinent region, $6.8 million in the acquired Mesa properties and $7.4 million internationally in Argentina and Guatemala.

        Pioneer USA's 1997 capital expenditure budget has been increased to $541 million from its initial budget of $270 million, reflecting planned expenditures of $240 million for exploitation activities, $89 million for exploration activities and $212 million for oil and gas property acquisitions in Pioneer USA's core areas. The significant increase in the capital expenditure budget is indicative of the increased exploration, exploitation and acquisition opportunities available to Pioneer USA. Funding for Pioneer USA's capital expenditure budget will be primarily provided by cash flows generated by operating activities and by proceeds resulting from Pioneer USA's ongoing divestiture program for nonstrategic assets. In addition, Pioneer USA may borrow funds under its $1.4 billion bank facility in order to fund these commitments to the extent that they exceed such internally-generated cash flows.

        Funding for Pioneer USA's  working  capital  obligations  is provided by internally-generated cash flows. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

        Capital Resources. Pioneer USA's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. Pioneer USA expects that these resources will be sufficient to fund its capital commitments in 1997.

        Operating Activities. Net cash provided by operating activities was $185.3 million during the nine months ended September 30, 1997, as compared to net cash provided by operating activities of $189.4 million for the same period in 1996. The decrease is primarily attributable to increases in interest and general and administrative expenses and the payment of certain liabilities assumed from Mesa, including severance payments made to former Mesa employees, offset, to some extent, by cash flows generated by the acquired oil and gas properties from Mesa.

        Financing Activities. As described more fully in Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", on August 7, 1997, Pioneer USA entered into two credit facility agreements with a syndicate of banks which provide for a total bank credit facility of $1.4 billion. Pioneer USA had an outstanding balance under its bank facility at September 30, 1997 of $743.6 million (including outstanding, undrawn letters of credit of $30.6 million), leaving approximately $656.4 million of unused borrowing base immediately available. At September 30, 1997, Pioneer USA has four other outstanding debt issuances. Such debt issuances consist of (i) $150 million aggregate principal amount of 8 7/8% senior notes issued by Parker & Parsley in 1995 and due in 2005 (carrying value of $150.0 million), (ii) $150 million aggregate principal amount of 8 1/4% senior notes issued by Parker & Parsley in 1995 and due in 2007 (carrying value of $149.3 million), (iii) $325 million aggregate principal amount of 10 5/8% senior subordinated notes issued by Mesa in 1996 and due 2006 (carrying value of $369.6 million) and (iv) $264 million aggregate principal amount of 11 5/8% senior subordinated discount notes issued by Mesa in 1996 and due 2006 (carrying value of $209.5 million). The weighted average interest rate for the nine months ended September 30, 1997 on Pioneer USA's total indebtedness was 8.05% as compared to 7.82% for the nine months ended September 30, 1996 (taking into account the effect of interest rate swaps).

        Pioneer USA continues to review its capital structure and assess its options with regard to the various debt instruments currently in its capital structure. Options available to Pioneer USA include leaving the existing debt instruments in place, refinancing with a similar debt instrument with a current market rate, prepayments as allowed by the agreement governing such instruments, refinancing with debt instruments unlike the instrument being retired and other options as either specified or allowed by the agreements or indentures governing the respective obligations. Pioneer USA anticipates beginning the process of refinancing certain of its debt instruments during the fourth quarter of 1997.

        On November 14, 1997, Pioneer USA initiated an offer to purchase for cash (the "Offer") any and all of its 11 5/8% senior subordinated discount notes due 2006 (the "11 5/8% Notes"), and its 10 5/8% senior subordinated notes due 2006 (the "10 5/8% Notes" and together with the 11 5/8% Notes, the "Notes"). The purchase price offered by Pioneer USA for the 11 5/8% Notes and the 10 5/8%

                       PIONEER NATURAL RESOURCES USA, INC.


Notes is, respectively, $829.90 and $1,171.40 per $1,000 face amount tendered, plus any interest on the 10 5/8% Notes accrued from July 1, 1997 to the expiration date of the Offer. Pioneer USA intends to pay for the purchase price of the Notes tendered in the Offer with borrowings under its Credit Facility Agreements. There are currently outstanding $264 million aggregate face amount of the 11 5/8% Notes (having an aggregate accreted value of $168 million as of July 1, 1997), and $325 million aggregate principal amount of the 10 5/8% Notes.

        In connection with the Offer, Pioneer USA is soliciting consents from holders of record of the Notes at the close of business on November 14, 1997, to approve amendments to the respective indentures governing the Notes which would eliminate or modify most of the restrictive covenants contained in the indentures. Such amendments would become effective upon the closing of the Offer. A holder of more than 66 2/3% in aggregate principal amount of each outstanding issue of the Notes has agreed to consent to the proposed amendments, thereby assuring that the proposed amendments would become effective if the Offer is completed.

        The Offer is expected to expire on December 15, 1997, and the closing of the Offer is expected to occur three business days after the expiration date. If the Offer is completed with 100% of the Notes tendered, Pioneer USA expects to take a charge to its fourth quarter 1997 financial results of $12 million to $15 million (net of tax benefit).

        Sales of Nonstrategic Assets. During the nine months ended September 30, 1997 and 1996, proceeds from the sale of domestic nonstrategic assets totaled $12.8 million and $51.2 million, respectively. In addition, during the nine months ended September 30, 1996, Pioneer sold certain Australasian subsidiaries resulting in cash proceeds of $183.1 million. The proceeds from these sales were utilized to reduce Pioneer USA's outstanding bank indebtedness and for general working capital purposes. Pioneer USA anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve administrative efficiencies.

        During the fourth quarter of 1997, Pioneer USA anticipates selling certain nonstrategic oil and gas properties for approximately $100 million.

        Liquidity. At September 30, 1997, Pioneer USA had $40.6 million of cash and cash equivalents on hand, compared to $18.7 million at December 31, 1996. Pioneer USA's ratio of current assets to current liabilities was 1.30 at September 30, 1997 and 1.29 at December 31, 1996.

---------------

(1) The information in this document includes forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Pioneer USA's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operating hazards and risks, risks associated with natural gas processing plants, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of Pioneer USA to implement its business strategy. These and other risks are described in Parker & Parsley's 1996 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                       PIONEER NATURAL RESOURCES USA, INC.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Pioneer USA is party to various legal proceedings, which are described under "Legal Actions" in Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". Pioneer USA is also party to other litigation incidental to its business. The claims for damages from such other legal actions are not in excess of 10% of Pioneer USA's current assets and Pioneer USA believes none of these actions to be material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    3.1* Restated Certificate of Incorporation of Pioneer Natural Resources USA, Inc.

    3.2*    Amended and Restated Bylaws of Pioneer Natural Resources USA, Inc.

    27.*    Financial Data Schedule.

*   filed herewith

Reports on Form 8-K

    None.

                       PIONEER NATURAL RESOURCES USA, INC.


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           PIONEER NATURAL RESOURCES USA, INC.





Date:    November 14, 1997           By:    /s/ Rich Dealy
                                           -----------------------------------
                                            Rich Dealy
                                            Vice President, Controller

                       PIONEER NATURAL RESOURCES USA, INC.

Exhibit Index                                                             Page

    3.1* Restated Certificate of Incorporation of Pioneer Natural Resources USA, Inc.

    3.2*    Amended and Restated Bylaws of Pioneer Natural Resources
            USA, Inc.

    27.*    Financial Data Schedule.


* filed herewith